Form 10-K
period 2006-12-31
GS Mortgage Securities Trust 2006-GG6
filed 2007-04-02
CIK 1349849

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number of issuing entity:  333-127968-01

       GS Mortgage Securities Trust 2006-GG6
       (exact name of issuing entity as specified in its charter)

       GS Mortgage Securities Corporation II
       (exact name of the depositor as specified in its charter)

       Goldman Sachs Mortgage Company
       Greenwich Capital Financial Products, Inc.
       (exact name of the sponsor as specified in its charter)


  New York                                          54-2196544
  (State or other jurisdiction of                   54-2196545
  incorporation or organization of                  (I.R.S. Employer
  issuing entity)                                   Identification No.
                                                    of issuing entity)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                                  21045
  (Address of principal executive offices of issuing entity)    (Zip Code of
                                                                issuing entity)


  Issuing entity telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            Not applicable.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Not applicable.


                               PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity.

            Not applicable.


  Item 6.  Selected Financial Data.

            Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Not applicable.


  Item 9A. Controls and Procedures.

            Not applicable.

  Item 9A(T). Controls and Procedures.

            Not applicable.

  Item 9B. Other Information.

            None.




                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.




                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents 10% or more of the pool assets held by the issuing entity.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.



            No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for any class of certificates issued by the issuing entity.



  Item 1117 of Regulation AB, Legal Proceedings.

            None.


  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            Provided previously in the prospectus supplement of the Registrant relating to the issuing entity and filed pursuant to Rule 424 of the Securities Act of 1933, as amended.


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.



            a) See Exhibit 33 and Exhibit 34.

            b) Material Instances of non compliance:

            Wells Fargo Bank, N.A., in its capacity as trustee, has fulfilled all of its obligations under this agreement in all material respects, except as disclosed below:

            1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.


  Item 1123 of Regulation AB, Servicer Compliance Statement.


            See Exhibit 35.



                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (4) Pooling and Servicing Agreement (Filed as an exhibit to Form 8-K filed on April 7, 2006 and incorporated by reference herein.)

     (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) ING Clarion Partners, LLC, as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>
      c) Wells Fargo Bank, N.A., as Trustee <F1>
      d) Wells Fargo Bank, N.A., as Custodian <F1>



     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) ING Clarion Partners, LLC, as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>
      c) Wells Fargo Bank, N.A., as Trustee <F1>
      d) Wells Fargo Bank, N.A., as Custodian <F1>


     (35) Servicer compliance statement.


      a) ING Clarion Partners, LLC, as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>


   (b) See (a) above.

   (c) Not Applicable.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    GS Mortgage Securities Corporation II
    (Depositor)



    /s/ Leo Z. Huang
    Leo Z. Huang, Chief Financial Officer

    Date:   April 2, 2007


  Exhibit Index

  Exhibit No.

     (4) Pooling and Servicing Agreement (Filed as an exhibit to Form 8-K filed on April 7, 2006 and incorporated by reference herein.)

     (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) ING Clarion Partners, LLC, as Special Servicer
      b) Wachovia Bank, National Association, as Master Servicer
      c) Wells Fargo Bank, N.A., as Trustee
      d) Wells Fargo Bank, N.A., as Custodian


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) ING Clarion Partners, LLC, as Special Servicer
      b) Wachovia Bank, National Association, as Master Servicer
      c) Wells Fargo Bank, N.A., as Trustee
      d) Wells Fargo Bank, N.A., as Custodian


     (35) Servicer compliance statement.


      a) ING Clarion Partners, LLC, as Special Servicer
      b) Wachovia Bank, National Association, as Master Servicer
      c) Wachovia Bank, National Association, as Master Servicer for the JQH
         Hotel Portfolio B Trust loan, the Maryland Multifamily Portfolio loan and the Shaner Hotel Portfolio loan.




  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  RE: GS Mortgage Securities Trust 2006-GG6, Commercial Mortgage
  Pass-Through Certificates, Series 2006-GG6 (the "Trust"), issued pursuant to the Pooling and Servicing Agreement, dated as of March 1, 2006 (the "Pooling and Servicing Agreement"), among GS Mortgage
  Securities Corporation II, as depositor (the "Depositor"), Wells Fargo Bank, N.A., as trustee (the "Trustee"), Wachovia Bank, National
  Association, as master servicer (the "Master Servicer"), and ING Clarion Partners, LLC, as special servicer

  I, Leo Z. Huang, the Chief Financial Officer of GS Mortgage Securities Corporation II, the depositor into the above-referenced Trust, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 10-D required to be filed in respect of period covered by this annual report on Form 10-K, of the Trust (the "Exchange Act Periodic Reports");

  2. Based on my knowledge, the Exchange Act Periodic Reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act Periodic Reports;

  4. Based on my knowledge and the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act Periodic Reports, the master servicer and the special servicer have fulfilled their obligations under the pooling and servicing agreement in all material respects; and

  5. All of the reports on assessment of compliance with servicing criteria and their related attestation reports on assessment of compliance with servicing criteria required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Wachovia Bank, National Association, ING Clarion Partners, LLC and Wells Fargo Bank, N.A.

     Dated:  April 2, 2007

     /s/ Leo Z. Huang
     Signature

     Chief Financial Officer
     Title





  EX-33 (a)

(logo) ING REAL ESTATE
INVESTMENT MANAGEMENT

Certification Regarding Compliance with Applicable Servicing Criteria

ING Clarion Partners, LLC (the "Company") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of
Item 1122 of Regulation AB, as of and for the 12-month period ending December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include commercial mortgage-backed securities transactions that were issued on or after January 1, 2006 and that were registered with the SEC pursuant to the Securities Act of 1933, for which the Company acted as special servicer (the "Platform");

2. The commercial mortgage backed securities transactions covered by this Platform are MLCFC 2006-3 and GSMS 2006-GG6.

3. Except as set forth in paragraph 4 below, the Company used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to the Company based on the activities it performs, directly or through its Vendors, with respect to the Platform;

5. The Company has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

6. Although the Company is responsible for assessing compliance with Sections 1122(d)(1)(ii), 1122(d)(2)(i), I122(d)(2)(iv), 1122(d)(2)(v), 1122(d)(2)(vii),
1122(d)(3)(i)(A), 1 122(d)(3)(i)(B), 1122(d)(4)(i), I122(d)(4)(ii),
1122(d)(4)(iii), 1122(d)(4)(vi), 1122(d)(4)(vii), and 1122(d)(4)(viii) of
Regulation AB, there were no servicing activities performed by the Company as of December 31, 2006 and for the Reporting Period that required these servicing criteria to be complied with; and

7. Ernst & Young LLP, a registered public accounting firm, has issued an attestation report on the Company's assessment of compliance with the applicable servicing criteria for the Reporting Period.


March 19, 2007

ING Clarion Partners LLC
By: /s/ Bruse Morrison
Name: Bruce Morrison
Title: Managing Director


ING CLARION
230 Park Avenue, New York, NY 10169
T 212.883.2517 F212.883.2817
E bruce.morrison@ingclarion.com
www.ingclarlon.com


(page)

Appendix A


SERVICING CRITERIA                                                         APPLICABLE                           INAPPLICABLE
                                                                        SERVICING CRITERIA                       SERVICING CRITERIA

                                                                        Performed      Performed       Performed by       NOT
                                                                         Directly       by Vendor(s)   subservicer(s)  performed by
                                                                         by            for which       or vendor(s)    ING Clarion
                                                                        ING Clarion    ING Clarion     for which       or by
                                                                                       is the          ING Clarion    subservicer(s)
                                                                                       Responsible     is NOT the      or vendor(s)
                                                                                       Party           Responsible     retained by
Reference                       Criteria                                                                               ING Clarion


                General Servicing Considerations

1122(d)(1)(i)   Policies and procedures are instituted to monitor any
                performance or other triggers and events of default in
                accordance with the transaction agreements.                X

1122(d)(l)(ii)  If any material servicing activities are outsourced to third parties, X policies and procedures are instituted
                to monitor the third party's performance and compliance
                with such servicing activities.                            X

1122(d)(1)(iii) Any requirements in the transaction agreements to maintain a back-up servicer for the pool assets are
                maintained.                                                                                                  X

1122(d)(1)(iv)  A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing
                function throughout the reporting period in the amount
                of coverage required by and otherwise in accordance with
                the terms of the transaction agreements.                   X


                Cash Collection and Administration

1122(d)(2)(i)   Payments on [pool assets] are deposited into the
                appropriate custodial bank accounts and related bank
                clearing accounts no more than two business days
                following receipt, or such other number of days
                specified in the transaction agreements.                   X

1122(d)(2)(ii)  Disbursements made via wire transfer on behalf of an obligor or to an investor are made only by authorized
                personnel.                                                                                                   X

1122(d)(2)(iii) Advances of funds or guarantees regarding collections, cash flows X or distributions, and any interest or other
                fees charged for such advances, are made, reviewed and
                approved as specified in the transaction agreements.                                                         X

1122(d)(2)(iv)  The related accounts for the transaction, such as cash reserve X accounts or accounts established as a form of
                overcollateralization, are separately maintained (e.g.,
                with respect to commingling of cash) as set forth in the
                transaction agreements.                                    X

1122(d)(2)(v)   Each custodial account is maintained at a federally
                insured depository institution as set forth in the
                transaction agreements. For purposes of this criterion,
                "federally insured depository institution" with respect
                to a foreign financial institution means a foreign
                financial institution that meets the requirements of
                Rule 13k-1(b)(1) of the Securities Exchange Act.           X

1122(d)(2)(vi)  Unissued checks are safeguarded so as to prevent
                unauthorized access.                                                                                          X


(page)

1122(d)(2)(vii) Reconciliations are prepared on a monthly basis for all asset backed securities related bank accounts, including
                custodial accounts and related bank clearing accounts.
                These reconciliations are (A) mathematically accurate;
                (BS) prepared within 30 calendar days after the bank
                statement cutoff date, or such other number of days
                specified in the transaction agreements; (C) reviewed
                and approved by someone other that the person who
                prepared the reconciliation; and (D) contain
                explanations for reconciling items. These reconciling
                items are resolved within 90 calendar days of their
                original identification, or such other number of days
                specified in the transaction agreements.                   X

                Investor Remittances and Renorting

1122(d)(3)(i)   Reports to investors, including those to be filed with
                the Commission, are maintained in accordance with the
                transaction agreements and applicable Commission
                requirements. Specifically, such reports:

1122(d)(3)(i)(A)    are prepared in accordance with timeframes and other
                    terms set forth in the transaction agreements;         X

1122(d)(3)(i)(B)    provide information calculated in accordance with
                    the terms specified in the transaction agreements;     X

1122(d)(3)(i)(C)    are filed with the Commission as required by its
                    rules and regulations;                                                                                   X

1122(d)(3)(i)(D)    agree with investors' or the trustee's records as to
                    the total unpaid principal balance and number of
                    pool assets serviced by the Servicer.                                                                    X

1122(d)(3)(ii)  Amounts due to investors are allocated std remitted in accordance with timeframes, distribution priority and
                other terms set forth in the transaction agreements.                                                         X

1122(d)(3)(iii) Disbursements made to an investor are posted within two business days to the Servicer's investor records, or
                such other number of days specified in the transaction
                agreements.                                                                                                  X

1122(d)(3)(iv)  Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment,
                or custodial bank statements.                                                                                X


                Pool Asset Administration

1122(d)(4)(i)   Collateral or security on [pool assets] is maintained as
                required by the transaction agreements or related
                mortgage loan documents.                                    X

1122(d)(4)(ii)  [pool asset] and related documents are safeguarded as
                required by the transaction agreements                      X

1122(d)(4)(iii) Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with
                any conditions or requirements in the transaction
                agreements.                                                 X


(page)


1122(d)(4)(iv)  Payments on pool assets, including any payoffs, made in                         X
                accordance with the related pool asset documents are
                posted to the Servicer's obligor records maintained no
                more than two business days after receipt, or such other
                number of days specified in the transaction agreements,
                and allocated to principal, interest or other items
                (e.g., escrow) in accordance with the related pool asset
                documents.                                                                                                   X

1122(d)(4)(v)   The Servicer's records regarding the pool assets agree
                with the Servicer's records with respect to an obligor's
                unpaid principal balance.                                                                                    X

1122(d)4)(vi)   Changes with respect to the terms or status of an
                obligor's pool assets (e.g., loan modifications or
                re-agings) are made, reviewed and approved by authorized
                personnel in accordance with the transaction agreements
                and related pool asset documents.                          X

1122(d)(4)(vii) Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure,
                foreclosures and repossessions, as applicable) are
                initiated, conducted and concluded in accordance with
                the timeframes or other requirements established by the
                transaction agreements.                                    X

1122(d)(4)(viii)Records documenting collection efforts are maintained during the period a pool asset is delinquent in
                accordance with the transaction agreements. Such records
                are maintained on at least a monthly basis, or such
                other period specified in the transaction agreements,
                and describe the entity's activities in monitoring
                delinquent pool assets including, for example, phone
                calls, letters and payment rescheduling plans in cases
                where delinquency is deemed temporary (e.g., illness or
                unemployment).                                             X

1122(d)(4)(ix)  Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on
                the related pool asset documents.                                                                            X

1122(d)(4)(x)   Regarding any funds held in trust for an obligor (such
                as escrow accounts): (A) such funds are analyzed, in
                accordance with the obligor's [pool asset] documents,
                on at least an annual basis, or such other period
                specified in the transaction agreements; (B) interest on
                such funds is paid, or credited, to obligors in
                accordance with applicable pool asset documents and
                state laws; and (C) such funds are returned to the
                obligor within 30 calendar days of full repayment of the
                related pool assets, or such other number of days
                specified in the transaction agreements.                                                                     X

1122(d)(4)(xi)  Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related
                penalty or expiratim dates, as indicated on the
                appropriate bills or notices for such payments, provided
                that such support has been received by the Servicer at
                least 30 calendar days prior to these dates, or such
                other number of days specified in the transaction
                agreements.                                                                                                  X

1122(d)(4)(xii) Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from
                the Servicer's funds and not charged to the obligor,
                unless the late payment was due to the obligor's error
                or omission.                                                                                                 X


(page)


1122(d)(4)(xiii)Disbursements made on behalf of an obligor are posted within two business days to the obligor's records
                maintained by the Servicer, or such other number of days
                specified in the transaction agreements.                                                                     X

1l22(d)(4)(xiv) Delinquencies, charge-offs and uncollectible accounts are recognized and recorded in accordance with the
                transaction agreements.                                                                                      X

1122(d)(4)(xv)  Any external enhancement or other support, identified in
                Item 1114(a)(1) through (3) or Item 1115 of Regulation
                AB, is maintained as set forth in the transaction
                agreements.                                                                                                  X




  EX-33 (b)
(logo) WACHOVIA SECURITIES

Wachovia Securities
8739 Research Drive, URP4
Charlotte, NC 28288


Management Assessment

Wachovia's Real Estate Services Business Unit of Wachovia Bank, National Association (the Company) is responsible for assessing compliance with the applicable servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission relating to its servicing of asset-based securities transactions involving commercial real estate loans (the Platform) as of and for the year ended December 31, 2006 except for servicing criteria 1122(d)(1)(iii), 1122(d)(3)(i)(C), 1122(d)(3)(ii), 1122(d)(3)(iii),
1122(d)(3)(iv), 1122(d)(4)(ix), 1122(d)(4)(x)(A), 1122(d)(4)(x)(C),
1122(d)(4)(xi), 1122(d)(4)(xii), and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities it performs with respect to the Platform. Appendix A identifies the individual asset-backed transactions and securities defined by management as constituting the Platform.

The Company's management has assessed the effectiveness of the Company's compliance with the applicable servicing criteria as of and for the year ended December 31, 2006. In making this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB. (Appendix B)

Based on such assessment, management believes that, as of and for the year ended December 31, 2006, the Company has complied in all material respects with the servicing criteria set forth in Item 1122 (d) of Regulation AB of the Securities and Exchange Commission relating to the servicing of the Platform.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to management's assessment of compliance with the applicable servicing criteria as of and for the year ended December 31, 2006. (Appendix C).

March 9, 2007

/s/ Leslie Fairbanks
Leslie Fairbanks
Managing Director, Real Estate Services

/s/ Marilyn Addison
Marilyn Addison
Director, Real Estate Services

/s/ Timothy Ryan
Timothy Ryan
Managing Director, Real Estate Services


(page)


APPENDIX A

NORTHSTAR CDO IV LTD
LB-UBS 2006 C1
WACHOVIA 2006-C23
CD 2006-CD2
BACM 2006-1
JP MORGAN 2006 FL1
GE 2006 C1
GS MORTGAGE SECURITIES 2006-GG6
ML-CFC 2006-1
WACHOVIA 2006-C24
LB-UBS 2006 C3
LEHMAN 2006-CCL C2
CSMS 2006-HC1
MARATHON REAL ESTATE CDO 2006-1
CSFBO6C2
WACHOVIA 2006-C25
NORTHSTAR CDO VI
BACM 2006-2
MLCFC 2006-2
JPMC 2006-LDP7
LB-UBS 2006-C4
WACHOVIA 2006-C26
WACHOVIA CRE CDO 2006-1
RESOURCE REAL ESTATE FUNDING CDO 2006-1
GS MORTGAGE SEC CORP II 2006-GSFLVIII
MLMT 2006-C2
111MA2PENN
LEHMAN 2006 LLF-C5
WACHOVIA 2006-C27
WB 2006-WHALE 7
LB-UBS 2006-C6
BACM 2006-5
COMM 2006 FL12
GS MORTGAGE SECURITIES 2006-GG8
CD 2006-CD3
WACHOVIA 2006-C28
CITIGROUP 2006-FL2
CITIGROUP 2006 C5
JP MORGAN 2006 FL2
CSFB 2006 TFL2 (TITAN)
LB/UBS 2006-C7
NORTHSTAR CDO VIII
FOUR TIMES SQUARE 2006 - 4TS
WACHOVIA 2006-C29
COBALT06C1
JPMC 2006-LDP9
CONCORD REAL ESTATE CDO 2006-1
MEZZ CAP 2006-C4
GREENWICH CCFC 2006-FL4
GREENWICH CCFC 2007-GG9


(page)


Appendix B


                                                                                                               INAPPLICABLE
                                                                                APPLICABLE                      SERVICING
                         SERVICING CRITERIA                                 SERVICING CRITERIA (1)               CRITERIA
                                                                          Performed       Performed
Reference                       Criteria                                     by              by
                                                                           Company         Vendor

                        General Servicing Conditions

1122(d)(1)(i)    Policies and procedures are instituted to monitor any
                 performance or other triggers and events of default in        X
                 accordance with the transaction agreements.

1122(d)(1)(ii)   If any material servicing activities are outsourced to
                 third parties, policies and procedures are instituted         X
                 to monitor the third party's performance and compliance
                 with such servicing activities.

1122(d)(1)(iii)  Any requirements in the transaction agreements to
                 maintain a back-up servicer for the mortgage loans are                                              X
                 maintained.

1122(d)(1)(iv)   A fidelity bond and errors and omissions policy is in
                 effect on the party participating in the servicing
                 function throughout the reporting period in the amount        X
                 of coverage required by and otherwise in accordance
                 with the terms of the transaction agreements.

                        Cash Collection and Administration

1122(d)(2)(i)    Payments on mortgage loans are deposited into the
                 appropriate custodial bank accounts and related bank
                 clearing accounts no more than two business days              X
                 following receipt, or such other number of days
                 specified in the transaction agreements.

1122(d)(2)(ii)   Disbursements made via wire transfer on behalf of an
                 obligor or to an investor are made only by authorized         X
                 personnel.

1122(d)(2)(iii)  Advances of funds or guarantees regarding collections,
                 cash flows or distributions, and any interest or other        X
                 fees charged for such advances, are made, reviewed and
                 approved as specified in the transaction agreements.

1122(d)(2)(iv)   The related accounts for the transaction, such as cash
                 reserve accounts or accounts established as a form of
                 overcollateralization, are separately maintained (e.g.,       X
                 with respect to commingling of cash) as set forth in
                 the transaction agreements.

1122(d)(2)(v)    Each custodial account is maintained at a federally
                 insured depository institution as set forth in the
                 transaction agreements. For purposes of this criterion,
                 "federally insured depository institution" with respect       X
                 to a foreign financial institution means a foreign
                 financial institution that meets the requirements of
                 Rule 13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent              X
                 unauthorized access.



(page)



                                                                                                               INAPPLICABLE
                                                                                APPLICABLE                      SERVICING
                         SERVICING CRITERIA                                 SERVICING CRITERIA (1)               CRITERIA
                                                                          Performed       Performed
Reference                       Criteria                                     by              by
                                                                           Company         Vendor

1122(d)(2)(vii)  Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts,
                 including custodial accounts and related bank
                 clearing accounts. These reconciliations are (A)
                 mathematically accurate; (B) prepared within 30
                 calendar days after the bank statement cutoff date,
                 or such other number of days specified in the                 X
                 transaction agreements; (C) reviewed and approved by
                 someone other than the person who prepared the
                 reconciliation; and (D) contain explanations for
                 reconciling items. These reconciling items are resolved
                 within 90 calendar days of their original identification,
                 or such other number of days specified in the transaction
                 agreements.

                        Investor Remittances and Reporting

1122(d)(3)(i)(A) Reports to investors, including those to be filed with the Commission, are maintained in accordance with the
                 transaction agreements and applicable Commission              X(2)
                 requirements. Specifically, such reports (A) are
                 prepared in accordance with time frames and other terms
                 set forth in the transaction agreements;

1122(d)(3)(i)(B) (B) provide information calculated in accordance with         X(2)
                 the terms specified in the transaction agreements;

1122(d)(3)(i)(C) (C) are filed with the Commission as required by its                                                X
                 rules and regulations; and

1122(d)(3)(i)(D) (D) agree with investors' or the trustee's records as
                 to the total unpaid principal balance and number of           X(2)
                 mortgage loans serviced by the Servicer.

1122(d)(3)(ii)   Amounts due to investors are allocated and remitted in
                 accordance with timeframes, distribution priority and                                               X
                 other terms set forth in the transaction agreements.

1122(d)(3)(iii)  Disbursements made to an investor are posted within two
                 business days to the Servicer's investor records, or                                                X
                 such other number of days specified in the transaction
                 agreements.

1122(d)(3)(iv)   Amounts remitted to investors per the investor reports
                 agree with cancelled checks, or other form of payment,                                              X
                 or custodial bank statements.

                        Pool Asset Administration

1122(d)(4)(i)    Collateral or security on mortgage loans is maintained
                 as required by the transaction agreements or related          X(3)
                 mortgage loan documents.

1122(d)(4)(ii)   Mortgage loan and related documents are safeguarded as        X(4)
                 required by the transaction agreements

1122(d)(4)(iii)  Any additions, removals or substitutions to the asset
                 pool are made, reviewed and approved in accordance with       X
                 any conditions or requirements in the transaction
                 agreements.

1122(d)(4)(iv)   Payments on mortgage loans, including any payoffs, made
                 in accordance with the related mortgage loan documents
                 are posted to the Servicer's obligor records maintained
                 no more than two business days after receipt, or such         X
                 other number of days specified in the transaction
                 agreements, and allocated to principal, interest or
                 other items (e.g., escrow) in accordance with the
                 related mortgage loan documents.

1122(d)(4)(v)    The Servicer's records regarding the mortgage loans
                 agree with the Servicer's records with respect to an          X
                 obligor's unpaid principal balance.

1122(d)(4)(vi)   Changes with respect to the terms or status of an
                 obligor's mortgage loans (e.g., loan modifications or
                 re-agings) are made, reviewed and approved by authorized      X(5)
                 personnel in accordance with the transaction
                 agreements and related pool asset documents.



(page)



                                                                                                               INAPPLICABLE
                                                                                APPLICABLE                      SERVICING
                         SERVICING CRITERIA                                 SERVICING CRITERIA (1)               CRITERIA
                                                                          Performed       Performed
Reference                       Criteria                                     by              by
                                                                           Company         Vendor

1122(d)(4)(vii)  Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure,
                 foreclosures and repossessions, as applicable) are            X(5)
                 initiated, conducted and concluded in accordance with
                 the timeframes or other requirements established by
                 the transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in
                 accordance with the transaction agreements. Such
                 records are maintained on at least a monthly basis,
                 or such other period specified in the transaction             X(5)
                 agreements, and describe the entity's activities in
                 monitoring delinquent mortgage loans including, for
                 example, phone calls, letters and payment rescheduling
                 plans in cases where delinquency is deemed temporary
                 (e.g., illness or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates of return for
                 mortgage loans with variable rates arc computed based                                               X(6)
                 on the related mortgage loan documents.

1122(d)(4)(x)(A) Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in
                 accordance with the obligor's mortgage loan documents,                                              X(6)
                 on at least an annual basis, or such other period
                 specified in the transaction agreements;

1122(d)(4)(x)(B) (b) Interest on such funds is paid, or credited, to
                 obligors in accordance with applicable mortgage loan          X
                 documents and state law;

1122(d)(4)(x)(C) (c) Such funds are returned to the obligor within 30
                 calendar days of full repayment of the related mortgage                                             X(6)
                 loans, or such other number of days specified in the
                 transaction agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor (such as tax or
                 insurance payments) are made on or before the related
                 penalty or expiration dates, as indicated on the
                 appropriate bills or notices for such payments, provided
                 that such support has been received by the servicer at                                              X(6)
                 least 30 calendar days prior to these dates, or such
                 other number of days specified in the transaction
                 agreements.

1122(d)(4)(xii)  Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the
                 Servicer's funds and not charged to the obligor, unless                                             X(6)
                 the late payment was due to the obligor's error or
                 omission.

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted
                 within two business days to the obligor's records             X(7)
                 maintained by the Servicer, or such other number of days
                 specified in the transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible accounts
                 are recognized and recorded in accordance with the            X(5)
                 transaction agreements.

1122(d)(4)(xv)   Any external enhancement or other support, identified in
                 Item 1114(a)(1) through (3) or Item 1115 of Regulation                                              X
                 AB, is maintained as set forth in the transaction
                 agreements.



(page)


Footnote 1 - For certain pool assets, the performance of all applicable criteria has been outsourced to third party servicers. All servicers servicing greater than 5% of pool assets for any transaction included in the platform (Appendix A) will provide a separate Regulation AB 1122(d) Management Assessment.

Footnote 2 - The Company's responsibility relating to criteria 1122(d)(3)(i)(A), 1122(d)(3)(i)(B), and 1122(d)(3)(i)(D) is limited to reports sent to the Trustee, rather than the investor, as set forth in the transaction agreements.

Footnote 3 - The Company's responsibility relating to criteria 1122(d)(4)(i) is limited to the review and approval of any release, non-scheduled reduction or draw of letters of credit which serve as collateral for certain individual pool assets. The Company has outsourced all other activities related to the maintenance of such letters of credit as well as the process of perfecting security interests of individual pool assets to a vendor who has provided a separate Regulation AB 1122(d) Management Assessment.

Footnote 4 - The Company's responsibility relating to criteria 1122(d)(4)(ii) is limited to the safeguarding of letters of credit which serve as collateral for certain individual pool assets.

Footnote 5 - For those asset-backed transactions in which the Company is not designated as the Special Servicer, the Company is responsible for servicing criteria 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)(viii) and 1122(d)(4)(xiv)
from origination until the time in which the applicable individual pool assets are transferred to the Special Servicer as specified by the transaction agreements. The Company has been named as Special Servicer for the following transactions included in the Platform: NORTHSTAR CDO IV LTD, JP MORGAN 2006 FL1, and CSMS 2006-HC1.

Footnote 6 - The Company has outsourced criteria 1122(d)(4)(ix),
1122(d)(4)(x)(A), 1122(d)(4)(x)(C), 1122(d)(4)(xi), and 1122(d)(4)(xii) to
vendors who have provided separate Regulation AB 1122(d) Management Assessments.

Footnote 7 - The Company performs all activities related to criteria 1122(d)(4)(xiii), except disbursements made on behalf of an obligor for tax payments. The Company has outsourced activities related to disbursements on behalf of an obligor for tax payments to a vendor who have provided a separate Regulation AB 1122(d) Management Assessment.






  EX-33 (c)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





  EX-33 (d)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





  EX-34 (a)

(logo) ERNST & YOUNG

* Ernst & Young LLP
5 Times Square
New York, New York 10036-6530


* Phone: (212) 773-3000
www.ey.com


Report of Independent Registered Public Accounting Firm ING Clarion
Partners, LLC

We have examined management's assertion, included in the accompanying Certification Regarding Compliance with Applicable Servicing Criteria, that ING Clarion Partners, LLC (the Company) complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the special servicing platform for commercial mortgage backed securities transactions that were issued on or after January 1, 2006 for which the Company acted as special servicer as of and for the year ended December 31, 2006, except for the criteria set forth in Sections 1122(d)(1)(iii), 1122(d)(2)(ii), 1122(d)(2)(iii), 1122(d)(2)(vi), 1122(d)(3)(i)(C), 1122(d)(3)(i)(D),
1122(d)(3)(ii), 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii),
1122(d)(4)(xiii), 1122(d)(4)(xiv), and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. The commercial mortgage backed securities transactions covered by this platform are MLCFC 2006-3 and GSMS 2006-GG6. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. Although the Company is responsible for assessing compliance with Sections 1122(d)(l)(ii), 1122(d)(2)(i), 1122(d)(2)(iv), 1122(d)(2)(v),
1122(d)(2)(vii), 1122(d)(3)(i)(A), 1122(d)(3)(i)(B), 1122(d)(4)(i),
1122(d)(4)(ii), 1122(d)(4)(iii), 1122(d)(4)(vi), 1122(d)(4)(vii), and
1122(d)(4)(viii) of Regulation AB, there were no servicing activities performed by the Company during the year ended December 31, 2006 that required these servicing criteria to be complied with. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.



A Member Practice of Ernst & Young Global


(page)


(logo) ERNST&YOUNG

* Ernst & Young LLP


In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the commercial mortgage backed securities special servicing platform is fairly stated, in all material respects.



/s/ Ernst & Young LLP

March 19, 2007





  EX-34 (b)
(logo) KPMG

KPMG LLP
Suite 2300
Three Wachovia Center
401 South Tryon Street
Charlotte, NC 28202-1911


Report of Independent Registered Public Accounting Firm

The Board of Directors
Wachovia Bank, National Association:

We have examined management's assessment, included in the accompanying Management Assessment, that Wachovia's Real Estate Services Business Unit of Wachovia Bank, National Association (the Company) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB relating to the servicing of asset backed security transactions involving commercial real estate loans (the Platform) except for servicing criteria 1122(d)(1)(iii), 1122(d)(3)(i)(C), 1122(d)(3)(ii), 1122(d)(3)(iii),
1122(d)(3)(iv), 1122(d)(4)(ix), 1122(d)(4)(x)(A), 1122(d)(4)(x)(C),
1122(d)(4)(xi), 1122(d)(4)(xii), and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the year ended December 31, 2006. Appendix A to the accompanying Management Assessment identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Charlotte, North Carolina
March 9, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.




  EX-34 (c)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





  EX-34 (d)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





  EX-35 (a)
(logo) ING
REAL ESTATE
INVESTMENT MANAGEMENT


March 19, 2007

Wachovia Corporation
Legal Division-NC0630
One Wachovia Center
301 S. College St, 30th Fl
Charlotte, North Carolina 28288-0630
Attn: Commercial Real Estate Services

Wachovia Bank, National Association
NC 1075
8739 Research Drive, URP4
Charlotte, North Carolina 28262-1075
Attention: GS Mortgage Securities
Trust 2006-GG6

GS Mortgage Securities Corporation II
85 Broad Street
New York, New York 10004
Attn: Emily Brooks, telecopy no:
(212) 346-3594
cc: David Stiepleman, telecopy no:
(212) 428-3141

Wells Fargo Center
9062 Old Annapolis Road
Columbia, Maryland 21045-1951
Attn: Corporate Trust Services - GS
Mortgage Securities Corp II, Series
2006-GG6, telecopy no:
(410)715-2380


Re:     GS Mortgage Securities Corporation II Series 2006-GG6

Dear Sir or Madam:

This Officer's Certificate is provided to you by ING Clarion Partners, LLC ("Clarion") pursuant to Section 10.09 of that certain Pooling and Servicing Agreement ("PSA") dated as of March 1, 2006 relative to the above referenced securitization for which Clarion acts as Special Servicer. Capitalized terms used herein shall bear the meaning ascribed to them in the PSA unless otherwise defined in this letter.

The undersigned officer, on behalf of Clarion, hereby informs you that (i) a review of the activities of the Special Servicer and of its performance under this Agreement, has been made under such officer's supervision, (ii) to the best of such officer's knowledge, based on such review, the Special Servicer has fulfilled all of its material obligations under this Agreement in all material respects throughout such preceding calendar year or portion thereof or, if there has been a failure to fulfill any such obligation in any material respect, each such failure know to the officer and the nature and status thereof are set forth below, and (iii) the Special Servicer has received no notice regarding qualification, or challenging the status, of any REMIC formed pursuant to the Agreement from the IRS or any other governmental agency or body.


(page)


Sincerely,


ING Clarion Partners, LLC
A New York limited liability company,
its authorized agent

By: /s/ Bruce G. Morrison
Bruce G. Morrison
Authorized Signatory


ING CLARION
230 Park Avenue, New York, NY 10169
T 212.883.2517  F 212.883.2817
E bruce.morrison@ingclarion.com
www.ingclarion.com




  EX-35 (b)
Wachovia Bank, National Association
8739 Research Drive, URP4
Charlotte, NC 28288-1075

(logo) WACHOVIA SECURITIES




1123 SERVICER'S CERTIFICATE


Reference is hereby made to that certain Pooling and Servicing Agreement dated as of March 1, 2006, by and among GS Mortgage Securities Corp II, as Depositor, Wachovia Bank, National Association, as Master Servicer, ING Clarion Partners, LLC., as Special Servicer, and Wells Fargo Bank National Association, as Trustee, with respect to Commercial Mortgage Pass-Through Certificates, Series 2006-GG6 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.

Pursuant to Section 10.09 of this Agreement, Timothy Ryan and Marilyn Addison, Managing Director of Customer Relationship Management and Director of Compliance Third Party Oversight, do hereby certify that:

1. A review of the activities of the Certifying Servicer, during the period from March 1, 2006 to December 31, 2006, and of its performance, per the Agreement during such period has been made under our supervision; and

2. To the best of our knowledge, based on such review, the Certifying Servicer, has fulfilled all of its obligations under this Agreement in all material respects throughout the period March 1, 2006, through December 31, 2006;

IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the 10th day of March 2007.


/s/ Timothy S. Ryan
Timothy S. Ryan, Managing Director
Wachovia Bank National Association

/s/ Marilyn Addison
Marilyn Addison, Director
Wachovia Bank National Association




EX-35 (c)
Wachovia Bank, National Association
8739 Research Drive, URP4
Charlotte, NC 28288-1075


1123 SERVICER'S CERTIFICATE

Reference is hereby made to that certain Pooling and Servicing Agreement dated as of November 3, 2005, by and among Greenwich Capital Commercial Funding Corp., as Depositor, Wachovia Bank, National Association, as Master Servicer, LNR Partners, Inc., as Special Servicer, LaSalle Bank, National Association, as Trustee, and ABN AMRO Bank, N.V., as Fiscal Agent, with respect to Commercial Mortgage Pass-Through Certificates, Series 2005-GG5 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.

Pursuant to Section 3.13 of this Agreement, Timothy Ryan, and Marilyn Addison, Managing Director of Customer Relationship Management and Director of Compliance Third Party Oversight, do hereby certify that:

1. A review of the activities of the Master Servicer during the period from January 1, 2006 through December 31, 2006 and of its performance under the Agreement during such period has been made under our supervision; and

2. To the best of our knowledge, based on such review, the Master Servicer has fulfilled all of its material obligations under this Agreement in all material respects throughout the period January 1, 2006 through December 31, 2006; and

3. The Master Servicer has received no notice regarding qualification, or challenging the status, of the any REMIC Pool, as a REMIC, the Grantor Trust as a "grantor trust" from the Internal Revenue Service or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the 10th day of March 2007.


/s/ Timothy S. Ryan
Timothy S. Ryan, Managing Director
Wachovia Bank National Association

/s/ Marilyn Addison
Marilyn Addison, Director
Wachovia Bank National Association